Form 10-Q
period 1996-03-31
NATIONAL RE CORP
filed 1996-05-08
CIK 858473

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549
                                  Form 10-Q

   (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT of 1934 for the quarterly period ended March 31, 1996,
                                                             --------------
         or

   ( )   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
         OF THE SECURITIES EXCHANGE ACT of 1934
         for the transition period from _______ to _______

    Commission file number:  1-10961
                             -------

                            National Re Corporation
                            -----------------------
           (Exact name of registrant as specified in its charter)

              Delaware                                      75-2300920
    -------------------------------                    --------------------
    (State or other jurisdiction of                     (I.R.S. Employer
    incorporation or organization)                     Identification No.)

        777 Long Ridge Road
        Stamford, Connecticut                                 06902
    ------------------------------                          ---------
    (Address of principal executive                         (Zip code)
    offices)

    Registrant's telephone number, including area code (203) 329-7700
                                                       ---------------

   -------------------------------------------------------------------
 (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.    Yes X  No
                                                      --    --

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


 Common Stock - no par value                   16,678,594
 ---------------------------              --------------------
    Description of Class                   Shares Outstanding
                                           as of April 30, 1996

                            NATIONAL RE CORPORATION
                              Index to Form 10-Q






PART I FINANCIAL INFORMATION


    Item 1 -

         Consolidated balance sheets at March 31, 1996 and

              December 31, 1995                                         1


         Consolidated statements of income for the three

              months ended March 31, 1996 and 1995                      2


         Consolidated statements of cash flows for the three

              months ended March 31, 1996 and 1995                      3


         Notes to consolidated financial statements                     4

    Item 2 -

         Management's discussion and analysis of
              financial condition and results of operations             7

PART II OTHER INFORMATION                                               9




                   ------------------------------------

                          NATIONAL RE CORPORATION
                        Consolidated Balance Sheets
                                (Unaudited)
                              ($ In Millions)
                                A S S E T S

                                                               March 31,   December 31,
                                                                 1996          1995
                                                               ---------   ------------
Investments, at fair value:
     Fixed maturities available for sale
        (amortized cost: 1996 - $1,102.5; 1995 - $1,054.1)    $1,116.2       $1,092.9
     Preferred stocks (cost: 1996 - $166.9; 1995 - $149.9)       170.0          155.7
     Common stocks (cost: 1996 - $4.9; 1995 - $4.9)                6.5            6.2
Cash and cash equivalents                                          8.1           22.9
                                                               -------       --------
        Total investments and cash                             1,300.8        1,277.7
Reinsurance balances                                             221.8          225.7
Recoverable from reinsurers                                       82.9           84.5
Accrued investment income                                         17.1           20.4
Deferred acquisition costs                                        35.6           31.7
Future value of treaties                                          34.2           36.3
Deferred Federal income tax benefits                              42.5           31.8
Prepaid and other assets                                          15.3           16.4
                                                               -------       --------
        Total assets                                          $1,750.2       $1,724.5
                                                              ========       ========

    L I A B I L I T I E S  A N D  S T O C K H O L D E R S'  E Q U I T Y

Liabilities:
     Unpaid losses and loss expenses                          $1,015.8       $1,001.7
     Unearned premiums                                           115.3          107.7
     Senior bank debt                                             85.5           85.5
     Senior notes                                                125.0          125.0
     Interest payable                                              2.5            5.3
                Other liabilities                                 32.5           18.4
                                                               -------       --------
         Total liabilities                                     1,376.6        1,343.6
                                                               -------       --------
Stockholders' Equity:
     Preferred stock, $.01 par value, 1,000,000
     shares authorized; 96,697 shares retired; issued
         and outstanding in 1996 and 1995: None                    --            --
     Common stock, no par, 40,000,000 shares
     authorized; 17,192,094 and 17,190,894 issued
         in 1996 and 1995                                          --            --
     Paid-in capital                                             218.1          217.9
     Retained earnings                                           155.9          141.4
     Unrealized appreciation, after tax                           12.2           30.1
     Cumulative translation adjustment, after tax                 (0.1)          (0.1)
     Treasury stock, at cost - 450,000 shares in 1996
         and 325,300 shares in 1995                              (12.5)          (8.4)
                                                               -------       --------
     Total stockholders' equity                                  373.6          380.9
                                                               -------       --------
         Total liabilities and stockholders' equity           $1,750.2       $1,724.5
                                                              ========       ========

    See accompanying notes to consolidated financial statements.

                             NATIONAL RE CORPORATION
                        Consolidated Statements of Income
                                   (Unaudited)
                     (In Millions, except per share amounts)

                                                           Three Months Ended March 31,
                                                           ----------------------------
                                                           1996                   1995
                                                           ----                   ----
Revenues:
   Net premiums written                                  $100.4                 $ 87.6
   Change in unearned premiums                             (7.6)                 (10.4)
                                                         ------                 ------

   Net premiums earned                                     92.8                   77.2
   Net investment income                                   20.1                   18.2
   Realized capital gains                                   4.2                    0.8
                                                         ------                 ------

        Total revenues                                    117.1                   96.2
Expenses:
   Loss and loss expenses                                  61.0                   54.9
   Underwriting expenses                                   28.2                   20.0
   Interest expense                                         4.0                    3.4
   Other expenses                                           2.8                    2.7
                                                         ------                 ------
        Total expenses                                     96.0                   81.0
                                                         ------                 ------
Operating income before Federal income taxes               21.1                   15.2
                                                         ------                 ------
Federal income taxes:
   Current                                                  6.9                    5.9
   Deferred                                                (1.1)                  (2.2)
                                                         ------                 ------
        Total income taxes                                  5.8                    3.7
                                                         ------                 ------
   Net income                                            $ 15.3                 $ 11.5
                                                         ======                 ======

Weighted average shares outstanding                        16.8                   16.9
                                                         ======                 ======

Net income per share                                     $ 0.91                 $ 0.68
                                                         ======                 ======


    See accompanying notes to consolidated financial statements.

                                 NATIONAL RE CORPORATION
                         Consolidated Statements of Cash Flows
                                      (Unaudited)
                                   ($ In Millions)

                                                           Three Months Ended March 31,
                                                           ----------------------------
                                                           1996                   1995
                                                           ----                   ----
Cash Flows From Operating Activities:
   Net income                                             $15.3                  $11.5
   Adjustments to reconcile net income to net cash
    provided by operating activities:
   Amortization and depreciation                            2.5                    2.4
   Deferred federal income tax benefits                    (1.1)                  (2.2)
   Unpaid losses and loss expenses                         14.0                   21.7
   Unearned premiums                                        7.6                   10.4
   Reinsurance balances                                     3.9                  (10.9)
   Recoverable from reinsurers                              1.7                   (4.4)
   Deferred acquisition costs                              (3.9)                  (1.7)
   Interest payable                                        (2.8)                   1.0
   Realized capital gains                                  (4.2)                  (0.8)
   Other, net                                              19.3                   16.5
                                                          -----                  -----
    Net cash provided by operating activities              52.3                   43.5
                                                          -----                  -----

Cash Flows From Investing Activities:
   Purchases of investments                              (330.6)                (387.5)
   Sales of investments                                   227.3                  274.6
   Maturities of investments                               41.0                   10.6
                                                          -----                  -----
    Net cash used by investing activities                 (62.3)                (102.3)
                                                          -----                  -----

Cash Flows From Financing Activities:
     Refinancing - 1994 credit agreement                     --                 (100.0)
     Senior notes                                            --                  100.0
     Refinancing fees                                        --                   (1.2)
     Dividends to stockholders                             (0.8)                  (0.7)
     Purchases of treasury stock                           (4.1)                  (3.8)
     Exercises of stock options                             0.1                    0.1
                                                          -----                  -----
      Net cash used by financing activities                (4.8)                  (5.6)
                                                          -----                  -----

Change in cash and cash equivalents                       (14.8)                 (64.4)
Cash and cash equivalents at beginning of period           22.9                   91.7
                                                          -----                  -----
Cash and cash equivalents at end of period                $ 8.1                  $27.3
                                                          =====                  =====

Supplemental Information:
      Interest Paid                                       $ 6.8                  $ 2.4
                                                          =====                  =====

      Taxes Paid                                          $ 1.3                  $   -
                                                          =====                  =====







              See accompanying notes to consolidated financial statements.

                            NATIONAL RE CORPORATION
                  Notes to Consolidated Financial Statements
                                March 31, 1996
                                  (Unaudited)
                                ($ In Millions)


1.   Organization and Basis of Presentation
     --------------------------------------

National Re Corporation, through its principal wholly-owned subsidiary, National Reinsurance Corporation ("National Re"), reinsures property and casualty insurance in the United States. National Re is domiciled in the State of Delaware and is licensed to transact business in all 50 states, the District of Columbia, the United Kingdom and Canada. National Re's business is concentrated in the United States, where it is one of only six major direct writers of property and casualty reinsurance. National Re now has four subsidiaries. National Intermediaries, Inc. is a reinsurance broker incorporated and licensed in New York. Fairfield Insurance Company is a Connecticut domiciliary licensed in 36 states and the District of Columbia and ultimately expects to be licensed in all 50 states. National Risk Services, Inc. was incorporated in Connecticut in 1995 to perform risk management, underwriting, claims advisory and other consulting services. National Re most recently acquired Global Resolution, Inc., a New Jersey domiciliary, to provide management consulting for running-off reinsurance claims and liabilities.

The accompanying unaudited consolidated financial statements include the accounts of the Company and all its subsidiaries and, in the opinion of management, contain all adjustments necessary to present fairly the consolidated financial position at March 31, 1996 and December 31, 1995, and the consolidated results of operations and cash flows for the three months ended March 31, 1996 and 1995 in conformity with generally accepted accounting principles applicable to interim periods. The preparation of financial statements requires management to makes estimates and assumptions that affect the reported amount of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Management of the Company believes that key estimates and assumptions used in the preparation of these financial statements are appropriate; however, actual results could differ and, as necessary, adjustments are recognized in current operations. The accompanying financial statements should be read in conjunction with the audited consolidated financial statements of the Company on its 1995 Form 10-K.

2.   Income Taxes
     ------------

The effective federal income tax rate on operating income differs from the prevailing corporate statutory rate. A reconciliation of this difference is as follows, in millions:

                                                              Three Months Ended March 31,
                                                       ----------------------------------------
                                                              1996                  1995
                                                       -----------------     ------------------
                                                                    % of                   % of
                                                       Amount     Income     Amount      Income
                                                       ------     ------     ------      ------
Operating income before income taxes                   $21.1      100.0%     $15.2       100.0%
                                                       =====      =====      =====       =====

Provision for federal income
 taxes at statutory rate                               $ 7.4       35.0%     $ 5.3        35.0%
Add (deduct) effect of:
 Tax-advantaged investment income                       (1.0)      (4.7)      (1.2)       (8.1)
 Dividends received deduction                           (0.8)      (3.5)      (0.5)       (3.3)
 Amortization of acquisition costs
   and excess of purchase price over
   fair value of net assets acquired                     0.1        0.3        0.1         0.7
 Other, net                                              0.1        0.4         -           -
                                                       -----      -----      -----       -----
Provision for federal income taxes                     $ 5.8       27.5%     $ 3.7        24.3%
                                                       =====      =====      =====       =====

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are summarized below, in millions.

                                                   March 31,                   December 31,
                                                     1996                          1995
                                                   --------                    -----------
Deferred tax assets:
 Unpaid losses and loss expenses                    $69.2                         $68.1
 Unearned premium discount                            8.1                           7.5
 Other                                                0.6                           0.6
 Valuation allowance                                   -                             -
                                                    -----                         -----
   Total gross deferred tax assets                   77.9                          76.2
                                                    -----                         -----

Deferred tax liabilities:
 Investments                                         (6.9)                        (16.5)
 Deferred acquisition costs                         (12.5)                        (11.1)
 Future value of treaties                           (12.0)                        (12.7)
 Other                                               (4.0)                         (4.1)
                                                    -----                         -----
   Total gross deferred tax liabilities             (35.4)                        (44.4)
                                                    -----                         -----
   Net deferred tax asset                           $42.5                         $31.8
                                                    =====                         =====

3.   Reinsurance
     -----------

National Re places reinsurance to reduce its exposure to large losses. However, reinsurance agreements do not relieve National Re from its obligations to clients. National Re remains liable to clients for the portion reinsured. To minimize its exposure to significant losses from reinsurer insolvencies, National Re evaluates the financial condition of its reinsurers and monitors concentrations of credit risk arising from similar geographic regions, activities, or economic characteristics of the reinsurers. Recoverables from foreign, non-admitted reinsurers are substantially collateralized by letters of credit that can be drawn on for amounts remaining unpaid for extended periods.

Regarding results of operations, the effects of reinsurance were as follows, in millions:

                               Three Months Ended March 31,
                               ----------------------------
                                  1996               1995
                                 -----              -----
Gross written premium            $108.8             $ 96.2
Ceded written premium               8.4                8.6
                                 ------             ------
Net written premium              $100.4             $ 87.6
                                 ======             ======

Gross earned premium             $101.2             $ 85.8
Ceded earned premium                8.4                8.6
                                 ------             ------
Net earned premium               $ 92.8             $ 77.2
                                 ======             ======

Gross loss and loss expenses     $ 61.4             $ 61.8
Ceded loss and loss expenses        0.4                6.9
                                 ------             ------
Net loss and loss expenses       $ 61.0             $ 54.9
                                 ======             ======







                        -----------------------------

                             NATIONAL RE CORPORATION

                      Management's Discussion and Analysis
                of Financial Condition and Results of Operations
                                 March 31, 1996

Results of Operations - Quarter Ended March 31, 1996 vs. Quarter Ended March 31,
- --------------------------------------------------------------------------------
1995
- ----

Total revenues for 1996 were $117.1 million, a 21.7% increase over 1995. Net premiums written in 1996 were $100.4 million, an increase of $12.8 million, or 14.6% over 1995. This increase in net premiums written continues a trend that began in the second half of 1995 and is due to increased marketing activities. Net premiums earned were $92.8 million, or 20.2% more than 1995.

Net investment income was $20.1 million compared to $18.2 million in 1995, an increase of $1.9 million. The improvement is due to the greater level of invested assets. After-tax net investment income was $14.8 million in 1996 compared with $13.6 million in 1995. Realized capital gains were $4.2 million in the current quarter compared to $0.8 million in 1995.

Total expenses in 1996 were $96.0 million compared to $81.0 million in 1995. Loss and loss adjustment expenses were $61.0 million in 1996 compared to $54.9 million in 1995. Ceded losses in the current quarter were $0.4 million, down from $6.9 million in 1995.

Underwriting expenses, principally commissions paid to primary insurers and general and administrative costs, totaled $28.2 million in 1996 compared to $20.0 million in 1995. This increase is due to a higher commission structure on increased writings of traditional treaty business. Interest expense increased $0.6 million to $4.0 million, primarily attributable to the replacement of floating rate debt with fixed rate senior notes issued in 1995. Other expenses, principally amortization of intangibles, were $2.8 and $2.7 million in the 1996 and 1995 quarters, respectively.

The statutory combined ratio for the 1996 first quarter was 98.0%, down from 98.6% in the 1995 first quarter. Under the generally accepted accounting principles ("GAAP") basis of accounting, the combined ratios for the comparable quarters were 96.2% and 97.0%, respectively.

Pre-tax income was $21.1 million compared with $15.2 million for the like period in 1995. The most significant factors in this increase are greater realized capital gains and net investment income. Total taxes in 1996 were $5.8 million compared with $3.7 million in 1995. The effective tax rates were 27.5% and 24.3% in the 1996 and 1995 first quarters, respectively. The higher 1996 rate was due to a higher portion of taxable securities. The greatest factors in the decline below the statutory rate of 35.0% in both 1996 and 1995 were the benefit of both investments in tax-advantaged securities and the dividends received deduction.

Net income in 1996 was $15.3 million compared with $11.5 million in 1995, reflecting increases in both income from operations and capital gains.

Reserves
- --------

Significant time often elapses between the occurrence of an insured loss, reporting of the loss to the primary insurer and, thereafter, to the reinsurer, and the primary insurer's payment of that loss and subsequent indemnification by the reinsurer. To recognize liabilities for unpaid losses and loss adjustment expenses as of the end of each accounting period, National Re establishes reserves as balance sheet liabilities representing estimates of amounts needed to pay reported and unreported losses and related expenses.

As part of the reserving process, National Re's management reviews historical data and anticipates the impact of various factors such as legislative enactments, judicial decisions, changes in social and political attitudes, and trends in general economic conditions, all of which may impact the size and timing of the ultimate payment of losses. This process assumes that past experience, adjusted for the effects of current developments and anticipated trends, is an appropriate basis for predicting future events. The process of establishing these reserves is based upon generally accepted actuarial principles and standards, but, nevertheless, is imprecise and reflects significant judgmental factors. However, management believes that the current level of reserves is adequate to cover the estimated liability for unpaid losses and loss expenses. The establishment of the appropriate level of loss reserves is an inherently uncertain process, and therefore there can be no assurance that ultimate losses and loss expenses will not exceed the loss reserves currently established. However, reserves are continually reviewed, and as adjustments become necessary, they are reflected in current operations. At March 31, 1996, gross reserves for unpaid losses and loss adjustment expenses were $1,015.8 million.

Liquidity and Capital Resources - March 31, 1996
- ------------------------------------------------

The parent Company's cash flow consists principally of dividends and tax payments from National Re. National Re's cash flow from operations consists of premiums collected, income earned on invested assets and receipt of funds from reinsurance recoverables. Consolidated cash flow from operations for the first quarter of 1996 was $52.3 million, an increase of $8.8 million, or 20.2%, over the first quarter 1995.

Total assets increased to $1,750.2 million at March 31, 1996. The fair value of fixed maturity securities was $13.7 million greater than amortized cost at March 31, 1996, compared to $38.8 million greater than amortized cost at year-end. Invested assets increased $22.9 million since December 1995 due to the reinvestment of continued strong operating cash flow, offset by rising interest rates. The pre-tax return on average invested assets was 6.2% in 1996 compared with 6.4% in 1995. National Re's portfolio at March 31, 1996 was comprised primarily of U.S. Treasury and government agency mortgage pass-through securities, and corporate and municipal bonds rated "A" or better. 78.7% of the bonds were rated "Aaa."

Stockholders' equity decreased to $373.6 million at March 31, 1996, compared to $380.9 million at December 31, 1995, due to both the decrease in net unrealized appreciation on investments and the purchases of treasury stock. On a statutory basis, surplus increased $12.6 million to $444.9 million at March 31, 1996.

                            NATIONAL RE CORPORATION




    PART II OTHER INFORMATION



                        -------------------------------

                             NATIONAL RE CORPORATION

                                   Signatures


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                         National Re Corporation
                                               (Registrant)






                                         /s/ William D. Warren
                                         -----------------------
                                         William D. Warren
                                         President and Chief Executive
                                         Officer




                                         /s/ Peter A. Cheney
                                         -----------------------
                                         Peter A. Cheney
                                         Chief Financial and Accounting
                                          Officer




Dated: May 7, 1996

                             NATIONAL RE CORPORATION

                                   Signatures


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                         National Re Corporation
                                             (Registrant)







                                       /s/ William D. Warren
                                         -----------------------------
                                          William D. Warren
                                          President and Chief Executive
                                           Officer




                                       /s/ Peter A. Cheney
                                         -----------------------------
                                          Peter A. Cheney
                                          Chief Financial and Accounting
                                            Officer



Dated: May 7, 1996