Form 10-Q
period 1996-06-30
NATIONAL RE CORP
filed 1996-08-14
CIK 858473

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549
                                 Form 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT of 1934 for the quarterly period ended June 30, 1996, or
( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT of 1934 for the transition period from _______ to _______

Commission file number:  1-10961
                         -------

                           NATIONAL RE CORPORATION
                           -----------------------
            (Exact name of registrant as specified in its charter)

           Delaware                                    75-2300920
- -------------------------------                   -------------------
(State or other jurisdiction of                   (I.R.S. Employer
incorporation or organization)                    Identification No.)

 777 Long Ridge Road
 Stamford, Connecticut                                  06902
- ----------------------------------------              ----------
(Address of principal executive offices)              (Zip code)


     Registrant's telephone number, including area code (203) 329-7700
                                                        --------------

     --------------------------------------------------------------
  (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock - no par value                                16,616,894
- ---------------------------                            -----------------
Description of Class                                   Shares Outstanding
                                                      as of August 12, 1996

                  NATIONAL RE CORPORATION
                       Index to Form 10-Q






PART I FINANCIAL INFORMATION

  Item 1 -

       Consolidated balance sheets at June 30, 1996 and
            December 31, 1995                                       1

       Consolidated statements of income for the three and six
            months ended June 30, 1996 and 1995                     2

       Consolidated statements of cash flows for the six
            months ended June 30, 1996 and 1995                     3

       Notes to consolidated financial statements                   4

  Item 2 -

       Management's discussion and analysis of
            financial condition and results of operations           7

PART II OTHER INFORMATION                                          10







             ---------------------------------------------

                   NATIONAL RE CORPORATION
                 Consolidated Balance Sheets
                         (Unaudited)
                       ($ In Millions)
                         A S S E T S

                                                              June 30,     December 31,
                                                                1996          1995
                                                             --------      -----------
Investments, at fair value:
    Fixed maturities available for sale
        (amortized cost: 1996 - $1,105.8; 1995 - $1,054.1)   $1,111.0         $1,092.9
    Preferred stocks (cost: 1996 - $171.7; 1995 - $149.9)       173.1            155.7
    Common stocks (cost: 1996 - $4.9; 1995 - $4.9)                7.7              6.2
Cash and cash equivalents                                        10.6             22.9
                                                             --------         --------
        Total investments and cash                            1,302.4          1,277.7
Reinsurance balances                                            231.2            225.7
Recoverable from reinsurers                                      83.9             84.5
Accrued investment income                                        18.9             20.4
Deferred acquisition costs                                       31.9             31.7
Future value of treaties                                         26.5             36.3
Deferred Federal income tax benefits                             50.3             31.8
Prepaid and other assets                                         22.2             16.4
                                                             --------         --------
        Total assets                                         $1,767.3         $1,724.5
                                                             ========         ========
L I A B I L I T I E S  A N D  S T O C K H O L D E R S'  E Q U I T Y

Liabilities:
    Unpaid losses and loss expenses                          $1,042.5         $1,001.7
    Unearned premiums                                           108.6            107.7
    Senior bank debt                                             85.5             85.5
    Senior notes                                                125.0            125.0
    Interest payable                                              5.8              5.3
    Other liabilities                                            25.1             18.4
                                                             --------         --------
        Total liabilities                                     1,392.5          1,343.6
                                                             --------         --------
Stockholders' Equity:
    Preferred stock, $.01 par value, 1,000,000
        shares authorized; 96,697 shares retired; issued
        and outstanding in 1996 and 1995: None
    Common stock, no par, 40,000,000 shares
        authorized; 17,216,294 and 17,190,894 issued
        in 1996 and 1995
    Paid-in capital                                             218.2            217.9
    Retained earnings                                           168.0            141.4
    Unrealized appreciation, after tax                            6.3             30.1
    Cumulative translation adjustment, after tax                 (0.1)            (0.1)
    Treasury stock, at cost - 599,400 shares in 1996
        and 325,300 shares in 1995                              (17.6)            (8.4)
                                                             --------         --------
    Total stockholders' equity                                  374.8            380.9
                                                             --------         --------
        Total liabilities and stockholders' equity           $1,767.3         $1,724.5
                                                             ========         ========


            See accompanying notes to consolidated financial statements.

                   NATIONAL RE CORPORATION
              Consolidated Statements of Income
                         (Unaudited)
           (In Millions, except per share amounts)


                                                        Three Months Ended         Six Months Ended
                                                             June 30,                  June 30,
                                                        ------------------         ----------------
                                                        1996          1995         1996        1995
                                                        ----          ----         ----        ----
Revenues:
   Net premiums written                                 $90.6         $83.7      $191.0       $171.3
   Change in unearned premiums                            6.7          (3.7)       (0.9)       (14.1)

   Net premiums earned                                   97.3          80.0       190.1        157.2
   Net investment income                                 20.5          18.6        40.6         36.8
   Realized capital gains (losses)                        0.1          (2.4)        4.3         (1.6)

      Total revenues                                    117.9          96.2       235.0        192.4

Expenses:
   Loss and loss expenses                                63.9          51.4       124.9        106.3
   Underwriting expenses                                 30.7          25.9        59.0         45.9
   Interest expense                                       3.9           3.7         7.9          7.1
   Other expenses                                         2.4           2.7         5.2          5.4

      Total expenses                                    100.9          83.7       197.0        164.7

Operating income before Federal income taxes             17.0          12.5        38.0         27.7

Federal income taxes:
   Current                                                6.5           3.8        13.4          9.7
   Deferred                                              (2.5)         (1.1)       (3.7)        (3.3)

      Total income taxes                                  4.0           2.7         9.7          6.4

   Net income                                           $13.0         $ 9.8       $28.3        $21.3

Weighted average shares outstanding                      16.7          16.9        16.7         16.9

Net income per share                                     $0.78         $0.58       $1.69        $1.27














    See accompanying notes to consolidated financial statements.

                   NATIONAL RE CORPORATION
            Consolidated Statements of Cash Flows
                         (Unaudited)
                       ($ In Millions)

                                                               Six Months Ended June 30,
                                                            ------------------------------
                                                             1996                    1995
                                                             ----                    ----
Cash Flows From Operating Activities:
   Net income                                               $28.3                   $21.3
   Adjustments to reconcile net income to net cash
    provided by operating activities:
   Amortization and depreciation                              4.6                     4.9
   Deferred  federal income tax benefits                     (3.7)                   (3.3)
   Unpaid losses and loss expenses                           40.8                    39.7
   Unearned premiums                                          0.9                    14.1
   Reinsurance balances                                      (5.5)                  (22.5)
   Recoverable from reinsurers                                0.6                    (9.1)
   Deferred acquisition costs                                (0.2)                   (3.8)
   Interest payable                                           0.5                     2.6
   Realized capital (gains) losses                           (4.3)                    1.6
   Other, net                                                 8.3                    10.7
                                                            -----                   -----
    Net cash provided by operating activities                70.3                    56.2
                                                            -----                   -----
Cash Flows From Investing Activities:
   Purchases of investments                                (565.4)                 (701.0)
   Sales of investments                                     381.7                   539.7
   Maturities of investments                                111.8                    40.1
                                                            -----                   -----
    Net cash used by investing activities                   (71.9)                 (121.2)
                                                            -----                   -----

Cash Flows From Financing Activities:
   Refinancing - 1994 credit agreement                                             (100.0)
   Senior notes                                                                     100.0
   Refinancing fees                                                                  (1.2)
   Dividends to stockholders                                 (1.6)                   (1.4)
   Purchases of treasury stock                               (9.1)                   (4.0)
   Exercises of stock options                                  -                      0.1
                                                            -----                   -----
    Net cash used by financing activities                   (10.7)                   (6.5)
                                                            -----                   -----

Change in cash and cash equivalents                         (12.3)                  (71.5)
Cash and cash equivalents at beginning of period             22.9                    91.7
                                                            -----                   -----
Cash and cash equivalents at end of period                  $10.6                   $20.2
                                                            =====                   =====

Supplemental Information:
     Interest Paid                                          $ 7.5                   $ 4.5
                                                            =====                   =====
     Taxes Paid                                             $15.4                   $ 9.3
                                                            =====                   =====








    See accompanying notes to consolidated financial statements.

                     NATIONAL RE CORPORATION
           Notes to Consolidated Financial Statements
                          June 30, 1996
                           (Unaudited)
                         ($ In Millions)

1.   Organization and Basis of Presentation
     --------------------------------------
National Re Corporation, through its principal wholly-owned subsidiary, National Reinsurance Corporation ("National Re"), reinsures property and casualty insurance in the United States. National Re is domiciled in the State of Delaware and is licensed to transact business in all 50 states, the District of Columbia, the United Kingdom and Canada. National Re's business is concentrated in the United States, where it is one of only six major direct writers of property and casualty reinsurance. National Re has four subsidiaries. National Intermediaries, Inc. is a reinsurance broker incorporated and licensed in New York. Fairfield Insurance Company is a Connecticut domiciliary licensed in 38 states and the District of Columbia and ultimately expects to be licensed in all 50 states. National Risk Services, Inc. was incorporated in Connecticut in 1995 to perform risk management, underwriting, claims advisory and other consulting services. National Re most recently acquired Global Resolution, Inc., a New Jersey domiciliary, to provide management consulting for running-off reinsurance claims and liabilities.

The accompanying unaudited consolidated financial statements include the accounts of the Company and all its subsidiaries and, in the opinion of management, contain all adjustments necessary to present fairly the consolidated financial position at June 30, 1996 and December 31, 1995, and the consolidated results of operations for both the three and six months ended June 30, 1996 and 1995 and consolidated cash flows for the six months ended June 30, 1996 and 1995 in conformity with generally accepted accounting principles applicable to interim periods. The preparation of financial statements requires management to makes estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Management of the Company believes that key estimates and assumptions used in the preparation of these financial statements are appropriate; however, actual results could differ and, as necessary, adjustments are recognized in current operations. The accompanying financial statements should be read in conjunction with the audited consolidated financial statements of the Company on its 1995 Form 10-K.

2. Income Taxes
   ------------

The effective federal income tax rate on operating income differs from the prevailing corporate statutory rate. A reconciliation of this difference is as follows, in millions:

                                                    Six Months Ended June 30,
                                            --------------------------------------
                                                  1996                   1995
                                            ---------------       ----------------
                                                       % of                   % of
                                            Amount   Income       Amount    Income
                                            ------   ------       ------    ------
Operating income before income taxes        $38.0    100.0%       $27.7     100.0%
                                            =====    =====        =====     =====

Provision for federal income
 taxes at statutory rate                    $13.4     35.0%       $ 9.7      35.0%
Add (deduct) effect of:
 Tax-advantaged investment income            (2.0)    (5.3)        (2.5)     (9.0)
 Dividends received deduction                (1.6)    (3.9)        (1.1)     (4.0)
 Amortization of acquisition costs
   and excess of purchase price over
   fair value of net assets acquired          0.1      0.2          0.1       0.4
 Other, net                                  (0.2)    (0.4)         0.2       0.7
                                            -----     ----        -----      ----
Provision for federal income taxes          $ 9.7     25.6%       $ 6.4      23.1%
                                            =====     ====        =====      ====


The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are summarized below, in millions.

                                              June 30,        December 31,
                                               1996               1995
                                              -------         -----------
Deferred tax assets:
   Unpaid losses and loss expenses            $70.2              $68.1
   Unearned premium discount                    7.6                7.5
   Other                                        0.6                0.6
   Valuation allowance                           -                  -
                                              -----              -----
      Total gross deferred tax assets          78.4               76.2
                                              -----              -----

Deferred tax liabilities:
   Investments                                 (3.6)             (16.5)
   Deferred acquisition costs                 (11.1)             (11.1)
   Future value of treaties                    (9.3)             (12.7)
   Other                                       (4.1)              (4.1)
                                              -----              -----
      Total gross deferred tax liabilities    (28.1)             (44.4)
                                              -----              -----
      Net deferred tax asset                  $50.3              $31.8
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

Regarding results of operations, the effects of reinsurance were as follows, in millions:

                                      Six Months Ended June 30,
                                      -------------------------
                                         1996            1995
                                       ------          ------

Gross written premium                  $207.6          $189.4
Ceded written premium                    16.6            18.1
                                       ------          ------
Net written premium                    $191.0          $171.3
                                       ======          ======

Gross earned premium                   $206.7          $175.3
Ceded earned premium                     16.6            18.1
                                       ------          ------
Net earned premium                     $190.1          $157.2
                                       ======          ======

Gross loss and loss expenses           $128.5          $120.1
Ceded loss and loss expenses              3.6            13.8
                                       ------          ------
Net loss and loss expenses             $124.9          $106.3
                                       ======          ======

4. Subsequent Event
   ----------------

On July 1, 1996, National Re reached a definitive merger agreement with General Re Corporation. Under the agreement, National Re shareholders will have the option of receiving $53.00 per share in cash or $53.00 per share in General Re common stock. For shareholders electing stock, the transaction is expected to be tax free. The agreement provides for a minimum stock component of 50 percent. There is no minimum cash component. National Re shareholders electing to receive stock will receive no less than 0.32121 or more than 0.39259 share of General Re common stock per share of National Re's common stock. The merger is subject to regulatory and shareholder approval and is expected to be completed in the fourth quarter of 1996. No costs associated with the proposed merger have been reflected in the Company's second quarter financial statements.







                    ----------------------------------------------

                    NATIONAL RE CORPORATION
              Management's Discussion and Analysis
        of Financial Condition and Results of Operations
                         June 30, 1996

Results of Operations - Quarter Ended June 30, 1996 vs. Quarter Ended
- ---------------------------------------------------------------------
June 30, 1995
- -------------

Total revenues for 1996 were $117.9 million, a 22.6% increase over 1995. Net premiums written in 1996 were $90.6 million, an increase of $6.9 million, or 8.2% over 1995. This increase in net premiums written continues a trend that began in the second half of 1995 and is due to increased marketing activities. Net premiums earned were $97.3 million, or 21.6% more than 1995.

Net investment income was $20.5 million compared to $18.6 million in 1995, an increase of $1.9 million. The improvement is due to the greater level of invested assets. After-tax net investment income was $15.2 million in 1996 compared with $13.9 million in 1995. Realized capital gains were $0.1 million in the current quarter compared to a $2.4 million loss in 1995.

Total expenses in 1996 were $100.9 million compared to $83.7 million in 1995. Loss and loss adjustment expenses were $63.9 million in 1996 compared to $51.4 million in 1995 due to the overall increase in business activities. Ceded losses in the current quarter were $3.2 million, down from $6.9 million in 1995. Underwriting expenses, principally commissions paid to primary insurers, and general and administrative costs, increased $4.8 million to $30.7 million in 1996 compared to $25.9 million in 1995.

The statutory combined ratio for the 1996 second quarter was 97.6%, down from 98.0% in the 1995 second quarter. Under the generally accepted accounting principles ("GAAP") basis of accounting, the combined ratios for the 1996 and 1995 second quarters were 97.2% and 96.6%, respectively.

Pre-tax income was $17.0 million compared with $12.5 million for the like period in 1995. The most significant factors in this increase are greater realized capital gains and net investment income. Total taxes in 1996 were $4.0 million compared with $2.7 million in 1995. The effective tax rates were 23.5% and 21.8% in the 1996 and 1995 second quarters, respectively. The higher 1996 rate was due to a higher portion of taxable securities. The principal factors in the decline below the statutory rate of 35.0% in both 1996 and 1995 were the benefits of investments in tax-advantaged securities and the dividends received deduction.

Results of Operations - Six Months Ended June 30, 1996 vs. Six Months Ended
- ---------------------------------------------------------------------------
June 30, 1995
- -------------

Total revenues of $235.0 million for the six months ended June 30, 1996 were $42.6 million, or 22.1% more than the six months ended June 30, 1995. Net premiums written in the six months ended June 30, 1996 were $191.0 million, an increase of $19.7 million or 11.5% over the like period of 1995 due to increased marketing efforts. Net premiums earned were $190.1 million, or 20.9% more than 1995.

Net investment income in the six months ended June 30, 1996 was $40.6 million compared to $36.8 million in the six months ended June 30, 1995, an increase of $3.8 million. After-tax net investment income for the six months ended June 30, 1996 increased $2.5 million to $30.0 million compared to $27.5 million in the like period of 1995. This was the result of increased invested assets. After-tax realized capital gains were $2.8 million for the six months ended June 30, 1996 compared to a $1.1 million loss for the like period of 1995.

Total expenses of $197.0 million for the six months ended June 30, 1996 were $32.3 million, or 19.6% more than the six months ended June 30, 1995. Loss and loss adjustment expenses were $124.9 million for 1996 compared to $106.3 million in 1995 due principally to the increase in earned premiums. Ceded losses decreased to $3.6 million in 1996 from $13.8 million in 1995.

Underwriting expenses, principally commission related expenses, totaled $59.0 million for the six months ended June 30, 1996 compared to $45.9 million for the six months ended June 30, 1995. Interest expense increased $0.8 to $7.9 million for the six months ended June 30, 1996 primarily due to the replacement of floating rate debt with fixed rate senior notes issued in 1995. Other expenses, principally amortization of intangibles, were $5.2 and $5.4 million in the 1996 and 1995 six month periods, respectively. The statutory combined ratio for 1996 was 97.9% compared to 98.1% in 1995. The GAAP combined ratios for 1996 and 1995 were 96.7% and 96.8%, respectively.

Current period pre-tax income was $38.0 million compared with $27.7 million for the like period in 1995. The increase was principally due to greater realized capital gains and net investment income. Total taxes for the six months ended June 30, 1996 were $9.7 million compared with $6.4 million for the six months ended June 30, 1995. The effective tax rate in 1996 was 25.6% compared with 23.1% in 1995. The higher 1996 rate was due to a greater portion of taxable securities.

Net income was $28.3 million for the six months ended June 30, 1996, compared to $21.3 million for the six months ended June 30, 1995.

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

As part of the reserving process, National Re's management reviews historical data and anticipates the impact of various factors such as legislative enactments, judicial decisions, changes in social and political attitudes, and trends in general economic conditions, all of which may impact the size and timing of the ultimate payment of losses. This process assumes that past experience, adjusted for the effects of current developments and anticipated trends, is an appropriate basis for predicting future events. The process of establishing these reserves is based upon generally accepted actuarial principles and standards, but, nevertheless, is imprecise and reflects significant judgmental factors. However, management believes that the current level of reserves is adequate to cover the estimated liability for unpaid losses and loss expenses. The establishment of the appropriate level of loss reserves is an inherently uncertain process, and therefore there can be no assurance that ultimate losses and loss expenses will not exceed the loss reserves currently established. However, reserves are continually reviewed, and as adjustments become necessary, they are reflected in current operations. At June 30, 1996 gross reserves for unpaid losses and loss adjustment expenses were $1,042.5 million.

Liquidity and Capital Resources - June 30, 1996
- -----------------------------------------------

The parent company's cash flow consists principally of dividends and tax payments from National Re. National Re's cash flow from operations consists of premiums collected, income earned on invested assets and receipt of funds from reinsurance recoverables. Consolidated cash flow from operations for the six months ended June 30, 1996 was $70.3, an increase of $14.1 million, or 25.1%, over the six months ended June 30, 1995.

Total assets increased to $1,767.3 million at June 30, 1996. The fair value of fixed maturity securities was $5.2 million greater than amortized cost at June 30, 1996, compared to $38.8 million greater than amortized cost at year-end. Invested assets increased $25.4 million since December 1995 due to the reinvestment of continued strong operating cash flow, offset partially by a decline in market values caused by rising interest rates. National Re's portfolio at June 30, 1996 was comprised primarily of U.S. Treasury and government agency mortgage pass-through securities, and corporate and municipal bonds rated "A" or better. 76.8% of the bonds were rated "Aaa."

Stockholders' equity decreased to $374.8 million at June 30, 1996, compared to $380.9 million at December 31, 1995, due to both the decrease in net unrealized appreciation on investments and the purchases of treasury stock. On a statutory basis, surplus increased $21.8 million to $454.1 million at June 30, 1996.

Subsequent Event
- ----------------

On July 1, 1996, National Re reached a definitive merger agreement with General Re Corporation. Under the agreement, National Re shareholders will have the option of receiving $53.00 per share in cash or $53.00 per share in General Re common stock. For shareholders electing stock, the transaction is expected to be tax free. The agreement provides for a minimum stock component of 50 percent. There is no minimum cash component. National Re shareholders electing to receive stock will receive no less than 0.32121 or more than 0.39259 share of General Re common stock per share of National Re's common stock. The merger is subject to regulatory and shareholder approval and is expected to be completed in the fourth quarter of 1996. No costs associated with the proposed merger have been reflected in the Company's second quarter financial statements.










            ------------------------------------------

                    NATIONAL RE CORPORATION




PART II OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders
        ---------------------------------------------------

The Company held the Annual Meeting of Stockholders Wednesday, May 14, 1996 beginning at 9:30 a.m. at 777 Long Ridge Road, Stamford, Connecticut. There were represented in person or by proxy a total of 15,158,078 shares of common stock, issued, outstanding and entitled to vote at the Annual Meeting of Stockholders.

The Election of Directors was submitted to the stockholders for a vote and the results were as follows:
                                                                Vote
    Name                                  For                 Withheld
    ----                                  ---                 --------

Thomas M. Bancroft, Jr.               15,094,000               64,078
Robert T. Barnum                      15,094,000               64,078
David Bonderman                       15,094,150               63,928
Jon A. Boscia                         15,092,500               65,578
Robert W. Bruce III                   15,093,700               64,378
Peter A. Cheney                       15,093,850               64,228
J. Taylor Crandall                    15,093,850               64,228
Daniel L. Doctoroff                   15,093,850               64,228
Robert W. Eager, Jr.                  15,093,850               64,228
Steven B. Gruber                      15,093,850               64,228
Greg B. Kent                          15,093,850               64,228
Timothy T. McCaffrey                  15,093,850               64,228
Robert A. Spass                       15,093,850               64,228
William D. Warren                     15,094,150               63,928






                ----------------------------------------

                    NATIONAL RE CORPORATION
                           Signatures


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                     National Re Corporation
                                           (Registrant)






                                 /s/ William D. Warren
                                     -----------------
                                     William D. Warren
                                     President and Chief Executive
                                      Officer






                                 /s/ Peter A. Cheney
                                     ---------------
                                     Peter A. Cheney
                                     Chief Financial and Accounting
                                      Officer







Dated: August 14, 1996